Form 10-K
period 2003-12-31
CHASE CREDIT CARD OWNER TRUST 2001-4
filed 2004-03-30
CIK 1145632

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -----------------------------------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


(Mark One)

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2003

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-----             OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from       to
                               -----    ----

                        Commission file number 333-74303

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

      NONE
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the last 90 days:
YES    X                            NO _____
    -------

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

         The registrant has no voting or non-voting common equity outstanding as of the date of this report. The registrant is a trust that has issued notes.

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

         The aggregate Investor Default Amount for the year ended December 31, 2003 was $62,593,465.00. There were no Investor Charge-offs for the same period. As of December 31, 2003, Accounts designated for the Master Trust having an aggregate balance of $498,868,199.00, or 1.37% of all Receivables, were delinquent 30 - 60 days; Accounts having an aggregate balance of $378,768,146.00, or 1.04% of all Receivables, were delinquent 60 - 90 days; and Accounts having an aggregate balance of $750,570,394.00, or 2.06% of all Receivables, were delinquent 90 days or more.

         The aggregate amount of interest distributions made to the Noteholders for the year ended December 31, 2003 was $49,255,392. No principal distributions were made to the Noteholders.

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

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters

         The registrant has no voting stock or class of common stock outstanding as of the date of this report. The Bank is the beneficial owner of the Trust and the assets of the Trust are represented by the series certificate registered in the name of the Trust. To the knowledge of the registrant, the Notes are traded in the over-the-counter market to a limited extent.

         As of December 31, 2003, all of the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Notes are credited, who may or may not be the beneficial owners of the Notes.

         The records provided to the Trust by DTC indicate that as of December 31, 2003, the number of holders of record for each class of Notes issued by the Trust was as follows:

         Class                                       No. of Holders
         ---------                                   ------------------
            A                                           46
            B                                            3
            C                                            7

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

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2003, there were the following holders of record with more than 5% of each class of Notes:

--------------------------------------------------------------------------------------------------------------------
Chase Credit Card Owner Trust     Name & Address of Participant                          Original Note      % Class
Series 2001-4                                                                          Principal Balance
--------------------------------------------------------------------------------------------------------------------
Class A                           State Street Bank and Trust Company                $     183,947,000       21.90%
                                  1776 Heritage Dr.
                                  Global Corporate Action Unit JAB 5NW
                                  No. Quincy, MA 02171
--------------------------------------------------------------------------------------------------------------------
                                  JPMorgan Chase Bank                                $     161,279,000       19.20%
                                  Proxy/Class Actions/Bankruptcy
                                  14201 Dallas Pkwy
                                  Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------------
                                  The Bank of New York                               $     147,805,000       17.60%
                                  One Wall Street
                                  New York, NY  10286
--------------------------------------------------------------------------------------------------------------------
                                  Mellon Trust of New England, NA                    $     108,128,000       12.87%
                                  525 William Penn Place, Suite 3148
                                  Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------------------------------
                                  Union Bank of California, N.A.                     $      47,845,000        5.70%
                                  530 B St., Suite 242
                                  San Diego, CA 92101
--------------------------------------------------------------------------------------------------------------------
Class B                           Bank of Tokyo-Mitsubishi Trust Company             $      35,000,000       50.00%
                                  Trust Operations Dept. Plaza 3
                                  Jersey City, NJ  07311-1904
--------------------------------------------------------------------------------------------------------------------
                                  JPMorgan Chase Bank                                $      25,000,000       35.71%
                                  Proxy/Class Actions/Bankruptcy
                                  14201 Dallas Pkwy
                                  Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------------
                                  The Bank of New York                               $      10,000,000       14.29%
                                  One Wall Street
                                  New York, NY  10286
--------------------------------------------------------------------------------------------------------------------
Class C                           JPMorgan Chase Bank                                $      25,000,000       27.78%
                                  Proxy/Class Actions/Bankruptcy
                                  14201 Dallas Pkwy
                                  Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------------
                                  J.P. Morgan Securities Inc.                        $      20,000,000       22.22%
                                  34 Exchange Place, 4th Floor
                                  Jersey City, NJ  07302
--------------------------------------------------------------------------------------------------------------------
                                  Wachovia Securities, LLC/Custody                   $      20,000,000       22.22%
                                  One New York Plaza
                                  New York, NY  10292
--------------------------------------------------------------------------------------------------------------------
                                  Citibank, N.A.                                     $      12,250,000       13.61%
                                  3800 Citibank Center B3-15
                                  Tampa, FL  33610
--------------------------------------------------------------------------------------------------------------------
                                  Bank of America Securities LLC                     $      10,000,000       11.11%
                                  300 Harmon Meadow Blvd
                                  Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------------------------


Item 13. Certain Relationships and Related Transactions

         None.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K

         (a)      Exhibits.

         The following documents are filed as part of this Annual Report on Form 10-K.

   Exhibit Number:   Description:
   ---------------   ------------

   99.1 Annual Servicer's Certificate of the Master Trust pursuant to Section 3.05 of the Agreement.

   99.2              Annual Certification of the Administrator for the Owner
                     Trust.

   99.3              Management Report on Internal Controls of the Master Trust.

   99.4              Management Report on Internal Controls of the Owner Trust.

   99.5 Annual Independent Accountants Report of the Master Trust pursuant to Section 3.06 of the Agreement.

   99.6              Annual Independent Accountants Report of the Owner Trust.

   99.7              Certification pursuant to Section 302 of the Sarbanes-Oxley
                     Act of 2002.


   (b) Reports on Form 8-K.

   The following reports were filed on Form 8-K during the last quarter 2003:

   Date                      Items Reported       Financial Statements
   ------------              ---------------      ---------------------
   09/16/2003                5, 7                 Monthly report to Noteholders
                                                  dated 9/15/2003

   10/17/2003                5, 7                 Monthly report to Noteholders
                                                  dated 10/15/2003

   11/19/2003                5, 7                 Monthly report to Noteholders
                                                  dated 11/17/2003

   12/18/2003                5, 7                 Monthly report to Noteholders
                                                  dated 12/15/2003

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 30, 2004


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

              INDEX TO EXHIBITS

Exhibit Number:     Description:
---------------     ------------------------

99.1 Annual Servicer's Certificate of the Master Trust pursuant to Section 3.05 of the Agreement.

99.2                Annual Certification of the Administrator for the Owner
                    Trust.

99.3                Management Report on Internal Controls of the Master Trust.

99.4                Management Report on Internal Controls of the Owner Trust.

99.5 Annual Independent Accountants Report of the Master Trust pursuant to Section 3.06 of the Agreement.

99.6                Annual Independent Accountants Report of the Owner Trust.

99.7                Certification pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002.